Form 10-K
period 2020-12-31
CSAIL 2020-C19 Commercial Mortgage Trust
filed 2021-03-15
CIK 1803702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-227081-05

Central Index Key Number of the issuing entity: 0001803702

CSAIL 2020-C19 Commercial Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001654060

Credit Suisse Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001628601

Column Financial, Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001767304

Grass River Real Estate Credit Partners Loan Funding, LLC

(exact name of the sponsor as specified in its charter)

(d/b/a 3650 REIT Loan Funding 1 LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4139300 38-4139301 38-7250366 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                        Accelerated filer                                                                         ☐

Non-accelerated filer         ⌧  (Do not check if a smaller reporting company)                                         Smaller reporting company                                                         ☐

                                                                                Emerging growth company                                                         ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The KPMG Plaza at Hall Arts Mortgage Loan and the Sol y Luna Mortgage Loan, which constituted approximately 8.2% and 6.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the KPMG Plaza at Hall Arts Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the Sol y Luna Mortgage Loan, three other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity. These loan combinations, including the KPMG Plaza at Hall Arts Mortgage Loan and the Sol y Luna Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan, which constituted approximately 7.2%, 5.4% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan or the APX Morristown Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the CSAIL 2019-C17 Commercial Mortgage Trust transaction, Commission File Number 333-227081-03 (the “CSAIL 2019-C17 Transaction”). These loan combinations, including the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2019-C17 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the University Village Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The University Village Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the University Village Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSMC 2019-UVIL transaction (the “CSMC 2019-UVIL Transaction”). This loan combination, including the University Village Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2019-UVIL Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Westchester Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The Westchester Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Westchester Mortgage Loan and three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSMC 2020-WEST transaction (the “CSMC 2020-WEST Transaction”). This loan combination, including The Westchester Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2020-WEST Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Selig Office Portfolio Mortgage Loan, The Westchester Mortgage Loan, the University Village Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan and was the special servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020, the Renaissance Plano Mortgage Loan prior to April 21, 2020 and the APX Morristown Mortgage Loan prior to April 21, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Selig Office Portfolio Mortgage Loan, The Westchester Mortgage Loan, the University Village Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Selig Office Portfolio Mortgage Loan, the University Village Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Selig Office Portfolio Mortgage Loan on and after April 21, 2020, the Renaissance Plano Mortgage Loan on and after April 21, 2020 and the APX Morristown Mortgage Loan on and after April 21, 2020. As a result, 3650 REIT Loan Servicing LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by 3650 REIT Loan Servicing LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the KPMG Plaza at Hall Arts Mortgage Loan, the Sol y Luna Mortgage Loan, the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan, the University Village Mortgage Loan and The Westchester Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CSAIL 2019-C17 Transaction, the trust and servicing agreement for the CSMC 2019-UVIL Transaction and the trust and servicing agreement for the CSMC 2020-WEST Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the KPMG Plaza at Hall Arts Mortgage Loan, the Sol y Luna Mortgage Loan, the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan, the University Village Mortgage Loan and The Westchester Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan, the APX Morristown Mortgage Loan, the University Village Mortgage Loan and The Westchester Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the University Village Mortgage Loan and The Westchester Mortgage Loan, the servicer compliance statements of Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the University Village Mortgage Loan and Pacific Life Insurance Company as special servicer of The Westchester Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on March 30, 2020 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Selig Office Portfolio Mortgage Loan, the Renaissance Plano Mortgage Loan and the APX Morristown Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2019-C17 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2019-C17 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2019-C17 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the University Village Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2019-UVIL Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CSMC 2019-UVIL Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSMC 2019-UVIL Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Westchester Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2020-WEST Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CSMC 2020-WEST Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSMC 2020-WEST Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1          Pooling and Servicing Agreement, dated as of March 1, 2020, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on April 7, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.2          Pooling and Servicing Agreement, dated as of September 1, 2019, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.3          Trust and Servicing Agreement, dated as of December 6, 2019, among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.4          Trust and Servicing Agreement, dated as of February 1, 2020, among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Pacific Life Insurance Company, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.5          Agreement Between Note Holders, dated as of March 30, 2020, by and between Column Financial, Inc. as Initial Note A-1 Holder, and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.6          A/B Co-Lender Agreement, dated as of December 10, 2019, among Grass River Warehouse Facility Entity One, LLC, as Initial Administrative Agent, Grass River Warehouse Facility Entity One, LLC, as Initial Note-A Holder, and TCM CRE REIT LLC, as Initial Note-B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.7          Agreement Between Note Holders, dated as of September 4, 2019, by and between Grass River Warehouse Facility Entity One, LLC, as Initial Note A-1 Holder, and Grass River Warehouse Facility Entity One, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.8          Co-Lender Agreement, dated as of February 12, 2020, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, Column Financial, Inc., as Initial Note A-3 Holder, and Column Financial, Inc., as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.9          Agreement Between Noteholders, dated as of January 3, 2020, by and among Grass River Real Estate Credit Partners Loan Funding, LLC, as Initial Note A-1, A-2, A-3, A-4, A-5 and A-6 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.10        Co-Lender Agreement, dated as of December 2, 2019, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, Column Financial, Inc., as Initial Note A-3 Holder, and Column Financial, Inc., as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.11        Agreement Between Note Holders, dated as of September 4, 2019, by and between Grass River Warehouse Facility Entity One, LLC, as Initial Note A-1 Holder, and Grass River Warehouse Facility Entity One, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.12        A/B Co-Lender Agreement, dated as of March 2, 2020, among Grass River Warehouse Facility Entity Two, LLC, as Initial Administrative Agent, Grass River Warehouse Facility Entity Two, LLC, as Initial Note-A Holder, and Grass River Warehouse Facility Entity Two, LLC, as Initial Note-B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.13        A/B Co-Lender Agreement, dated as of March 2, 2020, among Grass River Warehouse Facility Entity Two, LLC, as Initial Administrative Agent, Grass River Warehouse Facility Entity Two, LLC, as Initial Note-A Holder, and Grass River Warehouse Facility Entity Two, LLC, as Initial Note-B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.14        Agreement Between Note Holders, dated as of September 5, 2019, by and between Grass River Warehouse Facility Entity One, LLC, as Initial Note A-1 Holder, and Grass River Warehouse Facility Entity One, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

4.15        A/B Co-Lender Agreement, dated as of February 5, 2020, among Grass River Warehouse Facility Entity Two, LLC, as Initial Administrative Agent, Grass River Warehouse Facility Entity Two, LLC, as Initial Note-A Holder, and TCM CRE REIT LLC, as Initial Note-B Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2        3650 REIT Loan Servicing LLC, as Special Servicer

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Park Bridge Lender Services LLC, as Operating Advisor

33.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.1)

33.7        3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.2)

33.8        Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

33.9        Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.4)

33.10      Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 33.5)

33.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sol y Luna Mortgage Loan (see Exhibit 33.1)

33.12      3650 REIT Loan Servicing LLC, as Special Servicer of the Sol y Luna Mortgage Loan (see Exhibit 33.2)

33.13      Wells Fargo Bank, National Association, as Trustee of the Sol y Luna Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the Sol y Luna Mortgage Loan (see Exhibit 33.4)

33.15      Park Bridge Lender Services LLC, as Operating Advisor of the Sol y Luna Mortgage Loan (see Exhibit 33.5)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.18      3650 REIT Loan Servicing LLC, as Special Servicer of the Selig Office Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 33.2)

33.19      Wells Fargo Bank, National Association, as Trustee of the Selig Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20      Wells Fargo Bank, National Association, as Custodian of the Selig Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.21      Park Bridge Lender Services LLC, as Operating Advisor of the Selig Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.22      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Renaissance Plano Mortgage Loan (see Exhibit 33.1)

33.23      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Plano Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.24      3650 REIT Loan Servicing LLC, as Special Servicer of the Renaissance Plano Mortgage Loan on and after April 21, 2020 (see Exhibit 33.2)

33.25      Wells Fargo Bank, National Association, as Trustee of the Renaissance Plano Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the Renaissance Plano Mortgage Loan (see Exhibit 33.4)

33.27      Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Plano Mortgage Loan (see Exhibit 33.5)

33.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the APX Morristown Mortgage Loan (see Exhibit 33.1)

33.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the APX Morristown Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.30      3650 REIT Loan Servicing LLC, as Special Servicer of the APX Morristown Mortgage Loan on and after April 21, 2020 (see Exhibit 33.2)

33.31      Wells Fargo Bank, National Association, as Trustee of the APX Morristown Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the APX Morristown Mortgage Loan (see Exhibit 33.4)

33.33      Park Bridge Lender Services LLC, as Operating Advisor of the APX Morristown Mortgage Loan (see Exhibit 33.5)

33.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 33.1)

33.35      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan

33.36      Wells Fargo Bank, National Association, as Trustee of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 33.4)

33.38      Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan (see Exhibit 33.5)

33.39      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Westchester Mortgage Loan (see Exhibit 33.1)

33.40      Pacific Life Insurance Company, as Special Servicer of The Westchester Mortgage Loan

33.41      Wells Fargo Bank, National Association, as Trustee of The Westchester Mortgage Loan (Omitted. See Explanatory Notes.)

33.42      Wells Fargo Bank, National Association, as Custodian of The Westchester Mortgage Loan (see Exhibit 33.4)

33.43      Pentalpha Surveillance LLC, as Operating Advisor of The Westchester Mortgage Loan

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2        3650 REIT Loan Servicing LLC, as Special Servicer

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Park Bridge Lender Services LLC, as Operating Advisor

34.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.1)

34.7        3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.2)

34.8        Wells Fargo Bank, National Association, as Trustee of the KPMG Plaza at Hall Arts Mortgage Loan (Omitted. See Explanatory Notes.)

34.9        Wells Fargo Bank, National Association, as Custodian of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.4)

34.10      Park Bridge Lender Services LLC, as Operating Advisor of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 34.5)

34.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sol y Luna Mortgage Loan (see Exhibit 34.1)

34.12      3650 REIT Loan Servicing LLC, as Special Servicer of the Sol y Luna Mortgage Loan (see Exhibit 34.2)

34.13      Wells Fargo Bank, National Association, as Trustee of the Sol y Luna Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the Sol y Luna Mortgage Loan (see Exhibit 34.4)

34.15      Park Bridge Lender Services LLC, as Operating Advisor of the Sol y Luna Mortgage Loan (see Exhibit 34.5)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.18      3650 REIT Loan Servicing LLC, as Special Servicer of the Selig Office Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 34.2)

34.19      Wells Fargo Bank, National Association, as Trustee of the Selig Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20      Wells Fargo Bank, National Association, as Custodian of the Selig Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.21      Park Bridge Lender Services LLC, as Operating Advisor of the Selig Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.22      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Renaissance Plano Mortgage Loan (see Exhibit 34.1)

34.23      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Plano Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.24      3650 REIT Loan Servicing LLC, as Special Servicer of the Renaissance Plano Mortgage Loan on and after April 21, 2020 (see Exhibit 34.2)

34.25      Wells Fargo Bank, National Association, as Trustee of the Renaissance Plano Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the Renaissance Plano Mortgage Loan (see Exhibit 34.4)

34.27      Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Plano Mortgage Loan (see Exhibit 34.5)

34.28      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the APX Morristown Mortgage Loan (see Exhibit 34.1)

34.29      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the APX Morristown Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.30      3650 REIT Loan Servicing LLC, as Special Servicer of the APX Morristown Mortgage Loan on and after April 21, 2020 (see Exhibit 34.2)

34.31      Wells Fargo Bank, National Association, as Trustee of the APX Morristown Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the APX Morristown Mortgage Loan (see Exhibit 34.4)

34.33      Park Bridge Lender Services LLC, as Operating Advisor of the APX Morristown Mortgage Loan (see Exhibit 34.5)

34.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 34.1)

34.35      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan

34.36      Wells Fargo Bank, National Association, as Trustee of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      Wells Fargo Bank, National Association, as Custodian of the University Village Mortgage Loan (see Exhibit 34.4)

34.38      Park Bridge Lender Services LLC, as Operating Advisor of the University Village Mortgage Loan (see Exhibit 34.5)

34.39      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Westchester Mortgage Loan (see Exhibit 34.1)

34.40      Pacific Life Insurance Company, as Special Servicer of The Westchester Mortgage Loan

34.41      Wells Fargo Bank, National Association, as Trustee of The Westchester Mortgage Loan (Omitted. See Explanatory Notes.)

34.42      Wells Fargo Bank, National Association, as Custodian of The Westchester Mortgage Loan (see Exhibit 34.4)

34.43      Pentalpha Surveillance LLC, as Operating Advisor of The Westchester Mortgage Loan

35           Servicer compliance statements.

35.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2        3650 REIT Loan Servicing LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 35.1)

35.5        3650 REIT Loan Servicing LLC, as Special Servicer of the KPMG Plaza at Hall Arts Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sol y Luna Mortgage Loan (see Exhibit 35.1)

35.7        3650 REIT Loan Servicing LLC, as Special Servicer of the Sol y Luna Mortgage Loan (see Exhibit 35.2)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Selig Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Selig Office Portfolio Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.10      3650 REIT Loan Servicing LLC, as Special Servicer of the Selig Office Portfolio Mortgage Loan on and after April 21, 2020 (see Exhibit 35.2)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Renaissance Plano Mortgage Loan (see Exhibit 35.1)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Plano Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.13      3650 REIT Loan Servicing LLC, as Special Servicer of the Renaissance Plano Mortgage Loan on and after April 21, 2020 (see Exhibit 35.2)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the APX Morristown Mortgage Loan (see Exhibit 35.1)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the APX Morristown Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.16      3650 REIT Loan Servicing LLC, as Special Servicer of the APX Morristown Mortgage Loan on and after April 21, 2020 (see Exhibit 35.2)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the University Village Mortgage Loan (see Exhibit 35.1)

35.18      Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Westchester Mortgage Loan (see Exhibit 35.1)

35.20      Pacific Life Insurance Company, as Special Servicer of The Westchester Mortgage Loan (Omitted. See Explanatory Notes.)

99.1        Mortgage Loan Purchase Agreement, dated as of March 11, 2020 between Column Financial, Inc. and Credit Suisse Commercial Mortgage Securities Corp. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

99.2        Mortgage Loan Purchase Agreement, dated as of March 11, 2020, among 3650 REIT Loan Funding 1 LLC, 3650 Real Estate Investment Trust 1 LLC and Credit Suisse Commercial Mortgage Securities Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on April 7, 2020 under Commission File No. 333-227081-05 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Charles Y. Lee

Charles Y. Lee, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 12, 2021