Form 10-K
period 2025-12-31
CSAIL 2020-C19 Commercial Mortgage Trust
filed 2026-03-10
CIK 1803702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

With respect to the pari passu loan combination that includes the University Village Mortgage Loan, the servicer compliance statement of LNR Partners, LLC as special servicer of the University Village Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.39       LNR Partners, LLC, as Special Servicer of the University Village Mortgage Loan

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

34.39       LNR Partners, LLC, as Special Servicer of the University Village Mortgage Loan

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

35.16       LNR Partners, LLC, as Special Servicer of the University Village Mortgage Loan (Omitted. See Explanatory Notes.)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Michael Parniawski

Michael Parniawski, Executive Director

(senior officer in charge of securitization of the depositor)

Date: March 10, 2026

/s/ Nader Attalla

Nader Attalla, Authorized Signatory

Date: March 10, 2026